Form 10-Q
period 2015-02-28
Pinkbrick Holdings Inc.
filed 2015-04-14
CIK 1628175

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55335

Pinkbrick Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2384706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Central Park Advisors, LLC

40 Wall Street, 30th Floor

New York, NY 10005

 (Address of principal executive offices)(Zip Code)

(212) 479-2541

 (Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2015, there were 3,000,000 shares of the registrant’s common stock, par value $0.0001, outstanding.

PINKBRICK HOLDINGS INC.

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PINKBRICK HOLDINGS, INC.

Financial Statements

February 28, 2015

Pinkbrick Holdings Inc.

Condensed Balance Sheet

(unaudited)

	February 28, 2015	November 30, 2014
Assets

Cash	$952	$200

Total assets	$952	$200

Liabilities and Stockholders' Equity

Liabilities

Accounts Payable	$-	$-

Total Liabilities	$-	$-

Stockholders' equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par or stated value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	32,143	12,400
Accumulated deficit	(31,491)	(12,500)

Total stockholders' equity	$952	$200
Total liabilities and stockholders' equity	$952	$200

See accompanying notes to financial statements

Pinkbrick Holdings Inc.

Condensed Statement of Operations

(unaudited)

Quarter ended
February 28, 2015
Revenues
Income	$-
Total revenue	$-

Expenses

Legal and professional fees	12,500
Accounting fees	3,742
Filing fees	1,065
Bank charges	24
Licenses and Fees	1,260
Delaware tax	400

Total expenses	$18,991

Net loss	$(18,991)

Per share data:
Basic and diluted loss per Common Share	$(0.01)
Basic and diluted weighted average common shares outstanding	3,000,000

See accompanying notes to financial statements

5

Pinkbrick Holdings Inc.

Condensed Statement of Cash Flows

(unaudited)

Quarter ended
February 28, 2015

Cash flows from operating activities:

Net loss	$(18,991)

Net cash flows (used in) operating activities	$(18,991)

Cash flows from financing activities:

Capital contributions	19,743

Net cash flows provided by financing activities	$19,743

Net increase in cash	$752

Cash beginning of the period	200

Cash end of the period	$952

See accompanying notes to financial statements

Pinkbrick Holdings, Inc

Condensed Statement of Stockholders' Equity (Deficiency)

(unaudited)

						Retained
	Preferred		Common		Additional	Earnings
	Stock		Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 1, 2014	-	-	3,000,000	300	$12,400	$(12,500)	$200

Capital Contributions	-	-	-	-	19,743	-	19,743

Net loss	-	-	-	-	-	(18,991)	(18,991)

Balance, February 28, 2015	$-	$-	3,000,000	$300	$32,143	$(31,491)	$952

See accompanying notes to financial statements

Pinkbrick Holdings Inc.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Description of Business

Pinkbrick Holdings Inc. (the “Company”) is a Delaware corporation formed as a vehicle to pursue a business combination.

Going Concern

These financial statements are prepared on a going concern basis because the stockholders have undertaken to provide continuing financial support so that the Company is able to pay its debts as and when they fall due.

2.	Significant Accounting Policies

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2015 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2014, included in the Company’s report on Form 10.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes funds held in the Company’s bank accounts.

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2014 per institution are not covered by the Federal Deposit Insurance Company. At February 28, 2015 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

Pinkbrick Holdings Inc.

Notes to Unaudited Condensed Financial Statements

Preferred and Common Stock

The Preferred Stock of the Company may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Preferred and Common Stock (Cont.)

Holders of of the Company’s Common Stock shall be entitled to cast one vote for each share held at all stockholders meetings for all purposes, including the election of directors.

Income taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company has no unrecognized tax benefits at February 28, 2015.

Recently Adopted Accounting Standards:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods; however, early adoption is permitted.  The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended November 30, 2014 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations and can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Pinkbrick Holdings Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

Pinkbrick Holdings Inc. was incorporated in the State of Delaware on November 12, 2014 and maintains its principal executive office at 40 Wall Street, 30th Floor, New York, NY 10005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made minimal efforts to identify a possible business combination; however, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.  The Company selected November 30 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

In addition, the Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. The Company’s plan of operation for the remainder of the fiscal year and beyond such time shall be to continue its efforts to locate suitable acquisition candidates. As of the date of this filing, the Company has not identified any specific milestones to be achieved by any specific date.

The Company’s efforts  to search for a target for a business combination to date and over the next twelve months include contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. Our management intends to use its existing business contacts and relationships in order to identify a business combination target for us and may use its affiliation with Central Park Advisors, LLC (“Central Park Advisors”), a strategic transaction consulting and advisory company for public and private companies, owned and controlled by Vincent LoPriore and Thomas Folise, and JH Darbie & Co., Inc. (“JH Darbie”), a FINRA registered broker-dealer, with which Mr. LoPriore and Mr. Folise are currently registered as brokers. The Company currently does not have any agreements, arrangements, or understanding in place with Central Park Advisors or JH Darbie. Additionally, while certain members of our management are affiliated with JH Darbie, they do not serve in any control or management position with JH Darbie and so while our management does not believe that JH Darbie currently intends to undertake any efforts to cause a market to develop in the Company’s securities, either debt or equity, if it later determines to cause a market to develop, it will not do so until the Company has successfully concluded a business combination. Moreover, neither our management, nor Central Park Advisors, nor, to our knowledge, JH Darbie are, or have been involved in any other blank check company or special purpose acquisition company, or SPAC. We do not have any other promoters or other persons engaged in management-type activities. At this time, the Company’s management, Central Park Advisors, and, to our knowledge, JH Darbie, do not intend to become involved with any other blank check company or SPAC.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. Our management, stockholders and affiliates of our management have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, except as otherwise disclosed herein, there are no agreements in effect between the Company and our management, stockholders or any affiliate of our management specifically requiring they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company is in the development stage and, as of February 28, 2015, had approximately $952 in working capital and has not earned any revenues from operations to date. In the next 12 months we expect to incur expenses equal to approximately $30,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction.  Therefore, we believe the Company’s current cash resources are therefore insufficient to fund its operating needs until it identifies a business combination target.   These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates.  The Company's ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Liquidity and Capital Resources

As of February 28, 2015, the Company had assets equal to $952, comprised of cash. The Company had assets equal to $200, comprised of cash, as of November 30, 2014. The Company did not have any liabilities as of February 28, 2015, or November 30, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

Three Months Ended February 28, 2015
Net Cash Used in Operating Activities	$(18,991)
Net Cash Provided by Financing Activities	$19,743
Net Increase in Cash	$752

The Company has nominal assets. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company does not currently engage in any business activities that provide cash flow. We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, will locate a business combination target.  We expect that funds in the amount of approximately $30,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination.  Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company.  Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Emerging Growth Company

As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of February 28, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to bring on additional financial staff and expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 12, 2014.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINKBRICK HOLDINGS INC.

Dated: April 14, 2015	By:	/s/ Vincent S. LoPriore
Vincent S. LoPriore
Chief Executive Officer (principal executive officer)

Dated: April 14, 2015	By:	/s/ Thomas G. Folise
Thomas G. Folise
President (principal financial officer)

