Form 10-Q
period 2015-08-31
Pinkbrick Holdings Inc.
filed 2015-10-20
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares as of September 15, 2015.

PINKBRICK HOLDINGS INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pinkbrick Holdings Inc.

Condensed Balance Sheets

(unaudited)

	August 31, 2015	November 30, 2014
Assets

Cash	$-	$200

Total assets	$-	$200

Liabilities and Stockholders’ Equity

Liabilities

Accounts Payable	$9,000	$-

Total Liabilities	$9,000	$-

Stockholders’ deficiency:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par or stated value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	32,069	12,400
Accumulated deficit	(41,369)	(12,500)

Total stockholders’ deficiency	$(9,000)	$200
Total liabilities and stockholders’ deficiency	$0	$200

See accompanying notes to financial statements

F-1

Pinkbrick Holdings Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended	For the Nine Months Ended
	August 31, 2015	August 31, 2015
Revenues
Income	-	-
Total revenue	$-	$-

Expenses

Legal and professional fees	3,000	16,347
Accounting fees	6,000	9,742
Filing fees		1,065
Bank charges	8	55
Licenses and Fees		1,260
Delaware tax		400

Total expenses	$9,008	$28,869

Net loss	$(9,008)	$(28,869)

Per share data:
Basic and diluted loss per Common Share	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000

See accompanying notes to financial statements

F-2

Pinkbrick Holdings Inc.

Condensed Statements of Cash Flows

(unaudited)

For the Nine Months Ended
August 31, 2015

Cash flows from operating activities:

Net loss	$(28,869)

Changes in operating assets and liabilities:

Accounts payable	$9,000

Net cash flows used in operating activities	$(19,869)

Cash flows from financing activities:

Capital contributions	19,669

Net cash flows provided by financing activities	$19,669

Net decrease in cash	$(200)

Cash beginning of the period	200

Cash end of the period	$0

See accompanying notes to financial statements

F-3

Pinkbrick Holdings Inc.

Condensed Statements of Stockholders’ Equity (Deficiency)

(unaudited)

						Retained
	Preferred		Common		Additional	Earnings
	Stock		Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 1, 2014			3,000,000	300	$12,400	$(12,500)	$200

Capital contributions per prior quarter					19,669		19,669

Net loss						(28,869)	(28,869)

Balance, August 31, 2015	$-	$-	3,000,000	$300	$32,069	$(41,369)	$(9,000)

See accompanying notes to financial statements

F-4

PINKBRICK HOLDINGS INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2014, included in the Company’s report on Form 10.

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

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2014 per institution are not covered by the Federal Deposit Insurance Company. At August 31, 2015 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at August 31, 2015.

F-5

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

None.

F-6

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

The Company is in the development stage and, as of August 31, 2015, had approximately $(9,000) in working capital, compared to $82 as of May 31, 2015, due to an increase of $9,000 in accounts payable relating to legal, accounting, and other professional fees incurred by the Company. The Company has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $30,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe the Company’s current cash resources are therefore insufficient to fund its operating needs until it identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Liquidity and Capital Resources

As of August 31, 2015, the Company had assets equal to $0, comprised of cash. The Company had assets equal to $200, comprised of cash, as of November 30, 2014. The Company had total liabilities of $9,000 as of August 31, 2015, compared with no liabilities as of November 30, 2014, due to an increase of $9,000 in accounts payable relating to legal, accounting, and other professional fees incurred by the Company. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

Nine Months Ended August 31, 2015
Net Cash Flows Used in Operating Activities	$(19,869)
Cash Flows Provided by Financing Activities	$19,669
Net Decrease in Cash	$(142)

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

As of August 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

PINKBRICK HOLDINGS INC.

Dated: October 20, 2015	By:	/s/ Leonard Schiller
Leonard Schiller
President (principal executive officer, principal financial officer and principal accounting officer)

