Form 10-K
period 2015-11-30
Pinkbrick Holdings Inc.
filed 2016-03-01
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52218

PINKBRICK HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2384706
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

33 N. Dearborn Street, Suite #650, Chicago, IL	60602
(Address of Principal Executive Offices)	(Zip Code)

(312) 726-9855

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES [X] NO [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X] NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2015.

As of March 1, 2016, 3,000,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS.

Pinkbrick Holdings Inc. (“we” “us” “our” or “Company”) was incorporated in the State of Delaware on November 12, 2014. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made minimal efforts to identify a possible business combination; however, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected November 30 as its fiscal year end.

The Company, based on current business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt during the previous three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended (the “Securities Act”), or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. The Company’s plan of operation for the following fiscal year and beyond such time is to continue its efforts to locate suitable acquisition candidates. As of the date of this filing, the Company has not identified any specific milestones to be achieved by any specific date.

The Company’s efforts to search for a target for a business combination to date and over the next 12 months include contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. Our management intends to use its existing business contacts and relationships in order to identify a business combination target for us and may use its affiliation with Central Park Advisors, LLC (“Central Park Advisors”), a strategic transaction consulting and advisory company for public and private companies, owned and controlled by Vincent LoPriore, our Secretary, a member of our board of directors and a principal stockholder, and our former Chief Executive Officer, and Thomas Folise, a principal stockholder and our former President, and JH Darbie & Co., Inc. (“JH Darbie”), a FINRA registered broker-dealer, with which Mr. LoPriore and Mr. Folise are currently registered as brokers. The Company currently does not have any agreements, arrangements, or understanding in place with Central Park Advisors or JH Darbie. Additionally, while certain members of our management are affiliated with JH Darbie, they do not serve in any control or management position with JH Darbie and so while our management does not believe that JH Darbie currently intends to undertake any efforts to cause a market to develop in the Company’s securities, either debt or equity, if it later determines to cause a market to develop, it will not do so until the Company has successfully concluded a business combination. Moreover, neither our management, nor Central Park Advisors, nor, to our knowledge, JH Darbie are, or have been, involved in any other blank check company or special purpose acquisition company (“SPAC”). We do not have any other promoters or other persons engaged in management-type activities. At this time, the Company’s management, Central Park Advisors, and, to our knowledge, JH Darbie, do not intend to become involved with any other blank check company or SPAC.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, and investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by, or invested in us, by our stockholders, management or other investors. Our management, stockholders and affiliates of our management have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, except as otherwise disclosed herein, there are no agreements in effect between the Company and our management, stockholders or any affiliate of our management specifically requiring they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as and when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a business combination with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction or other business combination and/or related party advances, however there is no assurance of additional funding being available.

Recent Developments

As reported by the Company in its Form 8-K and Schedule 14f-1, both of which were filed with the SEC on July 2, 2015; on June 16, 2015, Vincent S. LoPriore, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors (the “Board”), Thomas G. Folise, the Company’s President and a member of the Company’s Board, and James V. Folise, the Company’s Secretary and a member of the Company’s Board, entered into agreements to sell certain of their Company stockholdings, resulting in a change of control of the Company.

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

On the Closing Date, Mr. Thomas Folise resigned from the position of President and Mr. James Folise resigned from the position of Secretary. Also on the Closing Date, Mr. Schiller was appointed as the Company’s President and, at such time, Mr. LoPriore resigned as Chief Executive Officer and was appointed as the Company’s Secretary. As of the Closing Date, we had three directors: Mr. LoPriore, Mr. Thomas Folise and Mr. James Folise.

Effective July 11, 2015, Mr. Thomas G. Folise and Mr. James V. Folise resigned as directors. Also on such date, Mr. Schiller was appointed as the Company’s Chairman of the Board. Mr. LoPriore remains a director of the Company.

Competition

We are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Intellectual Property

We do not own any patent, trademark, or legally enforceable claim to proprietary intellectual property.

Employees

We have no employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

Government regulation and compliance with environmental laws do not have a material effect on our business. We are subject to the laws and regulations of those jurisdictions in which we plan to operate our business, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Subsidiaries

We do not have any subsidiaries.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We neither rent nor own any properties. We utilize the business office space and equipment of our management at no cost. Given the limited need of the Company, management believes that the office space is more than suitable and adequate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor, to the knowledge of management, is any litigation threatened against us that may materially affect us. From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We do not have a trading symbol, and our common stock is not traded or quoted on any stock exchange or trading market. The is no established public trading market for our common stock. Other than the one-time private transfer of our common stock describe herein, we are not aware of any market activity in our stock since its inception and through the date of this filing.

Holders of Our Common Stock

As of the date of this report, we had 3,000,000 shares of our common stock issued and outstanding, held by three stockholders.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and notes thereto, included elsewhere in this report. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in November and the associated quarters, months and periods of those fiscal years. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Business Overview; Plan of Operation in the Next Twelve Months

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our management, stockholders or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating a business combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business combination with a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable or early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of, and investors in, a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Years ended November 30, 2015 and 2014

We have not earned any revenues since our inception in November 2014. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred operating expenses in the amount of $48,928 for the year ended November 30, 2015, compared with $12,500 for the year ended November 30, 2014. The entire amount for both periods was attributable to general and administrative expenses, principally costs associated with Exchange Act filings. The entire amount for fiscal year 2014 was attributable to legal and professional fees and expenses.

We incurred a net operating loss of $12,500 for the year ended November 30, 2014, compared to a net operating loss of $48,928 for the year ended November 30, 2015.

Liquidity and Capital Resources

As of November 30, 2015, we had $0 in current assets, $22,830 in liabilities and ($22,830) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination.

Off-Balance Sheet Arrangements

As of November 30, 2015, there were no off-balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include seeking a merger with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” for up to five years following the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in during the previous three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	8

Balance Sheets as of November 30, 2015 and 2014	9

Statements of Operations and Other Comprehensive Loss for the year ended November 30, 2015 and the period from November 12, 2014 (inception) to November 30, 2014	10

Statements of Cash Flows for the year ended November 30, 2015 and the period from November 12, 2014 (inception) to November 30, 2014	11

Statements of Stockholders’ (Deficit) Equity for the year ended November 30, 2015 and the period from November 12, 2014 (inception) to November 30, 2014	12

Notes to Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pinkbrick Holdings Inc.

We have audited the accompanying balance sheets of Pinkbrick Holdings Inc. (the “Company”) as of November 30, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for year ended November 30, 2015 and period from November 12, 2014 (inception) through November 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinkbrick Holdings Inc. as of November 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended November 30, 2015 and period from November 12, 2014 (inception) through November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about it ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

East Hanover, New Jersey
March 1, 2016

Pinkbrick Holdings Inc.

Balance Sheets

	November 30, 2015	November 30, 2014
Assets

Cash	$-	$200

Total assets	$-	$200

Liabilities and Stockholders’ (Deficiency) Equity

Liabilities

Accounts Payable	$22,830	$-

Total Liabilities	$22,830	$-

Stockholders’ deficiency:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $0.0001 par or stated value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	38,298	12,400
Accumulated deficit	(61,428)	(12,500)

Total stockholders’ (deficiency) equity	$(22,830)	$200
Total liabilities and stockholders’ (deficiency) equity	$-	$200

Pinkbrick Holdings Inc.

Statements of Operations

		For the period from
	For the Year Ended	Nov 12, 2014 (inception)
	November 30, 2015	to Nov 30, 2014
Revenues
Income	$-	$-
Total revenue	-	-

Expenses

General and Administrative	48,928	12,500

Total expenses	$48,928	$12,500

Net loss	$(48,928)	$(12,500)

Per share data:
Basic and diluted loss per Common Share	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000

Pinkbrick Holdings Inc.

Statements of Cash Flows

		For the period from
	For the Year Ended	Nov 12, 2014 (inception)
	November 30, 2015	to Nov 30, 2014

Cash flows from operating activities:

Net loss	$(48,928)	$(12,500)
Expenses paid by stockholder on behalf of company	25,898	12,500

Changes in operating assets and liabilities:

Accounts payable	22,830	-

Net cash flows used in operating activities	(200)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	200
Cash flows provided by financing activities	-	200

Net increase / (decrease) in cash	(200)	-

Cash beginning of the period	200	200

Cash end of the period	$-	$200

Pinkbrick Holdings, Inc

Statement of Stockholders’ Equity (Deficiency)

						Retained
	Preferred		Common		Additional	Earnings
	Stock		Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, November 12, 2014	-	$-	-	$-	$-	$-	$-

Issuance of founders shares	-	-	3,000,000	300	(100)	-	200

Expenses paid by stockholder	-	-	-	-	12,500	-	12,500

Net loss	-	-	-	-	-	(12,500)	(12,500)

Balance, December 1, 2014	-	$-	3,000,000	$300	$12,400	$(12,500)	$200

Expenses paid by stockholder on behalf of company	-	-	-	-	25,898	-	25,898

Net loss	-	-	-	-	-	(48,928)	(48,928)

Balance, November 30, 2015	-	$-	3,000,000	$300	$38,298	$(61,428)	$(22,830)

PINKBRICK HOLDINGS INC.

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

1.	Organization and Description of Business

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

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2014 per institution are not covered by the Federal Deposit Insurance Company. At November 30, 2015 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at November 30, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As of November 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2015. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a business combination with a private operating company, to bring on additional financial staff and expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended November 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for the past five years.

Name and Address	Age	Position(s)

Leonard Schiller(1)(2)	73	President and Chairman of the Board

Vincent S. LoPriore(1)(2)	47	Chief Executive Officer, Secretary and Director

Thomas G. Folise(1)(2)	41	President and Director

James V. Folise(1)(2)	47	Secretary and Director

(1) On July 1, 2015, (i) Thomas Folise resigned from the position of President, (ii) James Folise resigned from the position of Secretary, (iii) Leonard Schiller was appointed President, and (iv) Mr. LoPriore resigned as Chief Executive Officer and was appointed as the Company’s Secretary. At such time, we had three directors: Mr. LoPriore, Mr. Thomas Folise and Mr. James Folise. Messrs. Thomas Folise and James Folise are brothers and Mr. LoPriore is their cousin.

(2) Effective July 11, 2015, Mr. Thomas G. Folise and Mr. James V. Folise resigned as directors. Also on such date, Mr. Schiller was appointed as the Company’s Chairman of the Board.

Our directors are appointed for a one-year term to hold office until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the Board. All officers and directors listed above will remain in office until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Background of officers and directors

Leonard Schiller

Mr. Schiller has been the Company’s President since July 1, 2015. Mr. Schiller has been a director of Point Capital, Inc. since July 2014. He is President and Managing Partner of the Chicago law firm of Schiller Klein PC and has been associated with the firm since 1977. Mr. Schiller also has served as President of the Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as principal in numerous private loan transactions and has been responsible for the structure and management of these transactions. He has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc. He also serves as a director of Gravitas Cayman Corp. and a limited partner of Gravitas Capital Partners, LLC, a private hedge fund and as a director of Jerrick Media Ventures, a digital media company.

Vincent S. LoPriore

Mr. LoPriore served as the Company’s Chief Executive Officer and director from November 12, 2014 until July 1, 2015, and as the Company’s Secretary and director since July 1, 2015. Since January 2015, Mr. LoPriore has been a financial representative at JH Darbie and Co. Additionally, since November 2014, Mr. LoPriore has been a managing partner of Central Park Advisors, LLC, where he advises public and private companies. From January 2012 to December 2014, Mr. LoPriore acted as an advisor for Middlebury Securities, LLC. Since April 2010, Mr. LoPriore has also served as the managing partner of Gravitas Capital Partners. From May 2010 until January 2011, Mr. LoPriore served as an advisor to Bishop, Rosen & Co. Prior to that, Mr. LoPriore was an advisor to Axiom Capital Management from May 2008 to May 2010. Mr. LoPriore’s consulting and financial experience is an asset to the Company as it seeks to identify a business combination target.

Thomas G. Folise

Thomas G. Folise served as the Company’s President from November 12, 2014 until July 1, 2015. He also served as a director until July 11, 2015. Since 2002, Mr. Folise has been the President and owner of Folise Agency, Inc., an insurance provider. Additionally, Since November 2014, Mr. Folise has been a managing partner of Central Park Advisors, LLC, where he advises public and private companies. Since January 2015, Mr. Folise has been a financial representative at JH Darbie & Co. Prior to his position as JH Darbie, from January 2013 to December 2014, Mr. Folise was a financial representative at Middlebury Securities, LLC. From 2004 until November 2011, Mr. Folise was the owner of an Allstate agency. Mr. Folise’s advisory and executive experience is an asset to the Company as it seeks to identify a business combination target.

James V. Folise

James V. Folise served as the Company’s Secretary from November 12, 2014 until July 1, 2015, and as director until July 11, 2015. Since January 2009, Mr. Folise has been a realtor at Remax Villa Realtors. Mr. Folise received a bachelor’s degree in business from St. John’s University.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2015.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Certain Family Relationships

Messrs. Thomas Folise and James Folise are brothers and Vincent LoPriore is their cousin.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended November 30, 2015, relevant stockholders have not failed to file on a timely basis the Forms 3, 4 and 5 required by Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Ethics applicable to our officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

Since inception, we have not paid, or accrued, compensation to any person, including our officers and directors. During our last completed fiscal year, there occurred no deliberations of the Company’s Board concerning executive officer compensation.

Compensation Committee Report

We do not have a compensation committee. The Board as a whole has reviewed and discussed the compensation matters as discussed above with management and, based on such review and discussions, recommended that such discussion be included in this Annual Report on Form 10-K. The Company’s Board of Directors is currently composed of Mr. Schiller and Mr. LoPriore.

Employment Agreements with Executive Officers

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

None.

Long-Term Incentive Plan Awards

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company has no securities authorized for issuance under any equity compensation plans.

The following table sets forth, certain information, as of the date of this filing, regarding beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Pinkbrick Holdings Inc., 33 N. Dearborn Street, Suite #650, Chicago, IL 60602. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

Security ownership of certain beneficial owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Ownership (1)

Common Stock	Leonard Schiller (2)(3)	2,400,000	80.00%
Common Stock	Vincent LoPriore (2)(3)	300,000	10.00%
Common Stock	Thomas Folise (2)(3)	300,000	10.00%

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Ownership (1)

Common Stock	Leonard Schiller (2)(3)	2,400,000	80.00%
Common Stock	Vincent LoPriore (2)(3)	300,000	10.00%
Common Stock	Thomas Folise (2)(3)	300,000	10.00%
Common Stock	James Folise (2)(3)	-0-	-0-

	All officers and directors as a group (2 individuals)	2,700,000	90%

(1) Percentage based on 3,000,000 shares of common stock outstanding as of the date of this report.

(2) On July 1, 2015, (i) Thomas Folise resigned from the position of President, (ii) James Folise resigned from the position of Secretary, (iii) Leonard Schiller was appointed president, and (iv) Mr. LoPriore resigned as Chief Executive Officer and was appointed as the Company’s Secretary. At such time, we had three directors: Mr. LoPriore, Mr. Thomas Folise and Mr. James Folise. Messrs. Thomas Folise and James Folise are brothers and Mr. LoPriore is their cousin.

(3) Effective July 11, 2015, Mr. Thomas G. Folise and Mr. James V. Folise resigned as directors. Also on such date, Mr. Schiller was appointed as the Company’s Chairman of the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Thomas Folise and James Folise are brothers and Mr. LoPriore is their cousin.

The Company currently uses the office space and equipment of its management at no cost.

The professional fees and expenses associated with the preparation and filing of the Company’s Registration Statement on Form 10, have been advanced by management in the amount of $12,500. In connection with such advances, on November 12, 2014, the Company issued an aggregate of 1,000,000 shares of Common Stock to each of Vincent S. LoPriore, Thomas G. Folise, and James V. Folise, pursuant to the terms and conditions set forth in those certain common stock purchase agreements dated November 12, 2014. Messrs. T. Folise, LoPriore, and J. Folise are deemed to be promoters since they directly took the initiative in founding and organizing our Company and received more than 10% of our common stock in exchange for the advances described above. Additionally, Mr. Thomas Folise and Mr. Vincent LoPriore own and control Central Park Advisors, which may be engaged to seek out potential business combination targets. However, there are no current understandings or agreements between the Company and Central Park Advisors.

Except as described above, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company is to be a party, in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our two directors, Vincent S. LoPriore and Thomas G. Folise, would not be considered independent as they serve as officers of the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended November 30, 2015 and 2014, respectively.

	2015	2014

Audit Fees	$15,000.00	3,700.00
Audit-Related Fees	1,500.00	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,500.00	3,700.00

Audit Fees - This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference to:
Exhibit	Document Description	Form	Date	Exhibit Number	Filed herewith
3.1	Certificate of Incorporation.	10	12/18/14	3.1
3.2	Bylaws	10	12/18/14	3.2
4.1	Specimen Common Stock Certificate	10	12/18/14	4.1
4.2	Specimen Preferred Stock Certificate	10	12/18/14	4.2
10.1	Form of common stock purchase agreement	10	12/18/14	10.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X**
101.SCH	XBRL Taxonomy Extension - Schema.				X**
101.CAL	XBRL Taxonomy Extension - Calculations.				X**
101.DEF	XBRL Taxonomy Extension - Definitions.				X**
101.LAB	XBRL Taxonomy Extension - Labels.				X**
101.PRE	XBRL Taxonomy Extension - Presentation.				X**

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2016.

PINKBRICK HOLDINGS INC.

BY:	/s/ LEONARD SCHILLER
Leonard Schiller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEONARD SCHILLER	President and Director (principal executive officer and	March 1, 2016
Leonard Schiller	principal financial officer)

/s/ VINCENT LOPRIORE	Secretary and Director	March 1, 2016
Vincent LoPriore

