Form 10-Q
period 2016-02-29
Pinkbrick Holdings Inc.
filed 2016-08-01
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-55335

PINKBRICK HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2384706
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

33 N. Dearborn Street, Suite #650 Chicago, IL	60602
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (312) 726-9855

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $0.0001, were issued and outstanding as of August 1, 2016.

PINKBRICK HOLDINGS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pinkbrick Holdings Inc.

Condensed Balance Sheets

(unaudited)

	February 29, 2016	November 30, 2015
Assets
Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders’ Deficiency

Liabilities

Accounts Payable	$24,000	$22,830
Total Liabilities	$24,000	$22,830

Stockholders’ deficiency:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	43,128	38,298
Accumulated deficit	(67,428)	(61,428)

Total stockholders’ deficiency	$(24,000)	$(22,830)
Total liabilities and stockholders’ deficiency	$-	$-
	$-	$-

F-1

Pinkbrick Holdings Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	February 29, 2016	February 28, 2015
Revenues
Income	$-	$-
Total revenue	-	-

Expenses

Legal and professional fees	-	12,500
General and administrative	6,000	3,742
Filing fees	-	1,065
Bank charges	-	24
Licenses and Fees	-	1,260
Delaware tax	-	400

Total expenses	$6,000	$18,991

Net loss	$(6,000)	$(18,991)

Per share data:
Basic and diluted loss per Common Share	$0.00	$(0.01)
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000

F-2

Pinkbrick Holdings Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	February 29, 2016	February 28, 2015

Cash flows from operating activities:

Net loss	$(6,000)	$(18,991)

Adjustments needed to reconcile net loss to net cash used in operating activities:
Increase in Accounts payable	$1,170	$-

Net cash flows (used in) operating activities	$(4,830)	$(18,991)

Cash flows from financing activities:

Capital contributions	4,830	19,743

Net cash flows provided by financing activities	$4,830	$19,743

Net increase in cash	$-	$752

Cash beginning of the period	-	200

Cash end of the period	$-	$952

F-3

Pinkbrick Holdings, Inc

Condensed Statement of Stockholders’ Deficiency

(unaudited)

	Preferred		Common		Additional
	Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2015	-	$-	3,000,000	$300	$38,298	$(61,428)	$(22,830)

Expenses paid by stockholder	-	-	-	-	4,830	-	4,830

Net loss	-	-	-	-	-	(6,000)	(6,000)

Balance, February 29, 2016	-	$-	3,000,000	$300	$43,128	$(67,428)	$(24,000)

F-4

Pinkbrick Holdings Inc.

Notes to Financial Statements

1. Organization and Description of Business

Pinkbrick Holdings Inc. (the “Company”) is a Delaware corporation formed as a vehicle to pursue a business combination.

Going Concern

These condensed financial statements are prepared on a going concern basis because the stockholders have undertaken to provide continuing financial support so that the Company is able to pay its debts as and when they fall due.

2. Significant Accounting Policies

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2015, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2016.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes funds held in the Company’s bank accounts.

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2016 per institution are not covered by the Federal Deposit Insurance Company. At February 29, 2016 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at February 29, 2016.

F-5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in November and the associated quarters, months and periods of those fiscal years. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Business Overview; Plan of Operation in the Next Twelve Months

Pinkbrick Holdings, Inc. (“we,” “us,” “our” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our management, stockholders or another source. The Company, based on current business activities, is a “blank check” company. The Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

2

Results of Operations

Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

We have not earned any revenues since our inception in November 2014. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred operating expenses in the amount of $6,000 for the three months ended February 29, 2016, compared with $18,991 for the three months ended February 28, 2015. The entire amount for both periods was attributable to operating expenses, principally costs associated with Exchange Act filings.

Liquidity and Capital Resources

As of February 29, 2016, we had $0 in current assets, $24,000 in liabilities and $(245) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination.

In its March 1, 2016 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect that our management and the Company, through its various contacts and affiliations with other entities, will locate a business combination target. We expect that funds in the amount of approximately $30,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction

Off-Balance Sheet Arrangements

As of February 29, 2016, there were no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of February 29, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended November 30, 2015.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINKBRICK HOLDINGS INC.

Dated: August 1, 2016	By:	/s/ Leonard Schiller
Leonard Schiller
President (principal executive officer, principal financial officer and principal accounting officer)

5