Form 10-Q
period 2016-05-31
Pinkbrick Holdings Inc.
filed 2016-10-25
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock issued and outstanding as of October 24, 2016.

PINKBRICK HOLDINGS INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 Pinkbrick Holdings Inc.

 Condensed Balance Sheets

(unaudited)

	May 31, 2016	November 30, 2015
Assets

Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders' Deficiency

Liabilities

Accounts Payable	$27,000	$22,830

Total Liabilities	$27,000	$22,830

Stockholders' deficiency:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	45,256	38,298
Accumulated deficit	(72,556)	(61,428)

Total stockholders' deficiency	$(27,000)	$(22,830)
Total liabilities and stockholders' deficiency	$-	$-

F-1

Pinkbrick Holdings Inc.

Condensed Statements of Operations

(unaudited)

	Three months ended	Three months ended	For the six months Ended	For the six months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Revenues
Income	$-	$-	$-	$-
Total revenue	-	-	-	-

Expenses

Legal and professional fees	1,200	848	1,200	13,347
General and administrative	3,000	-	9,000	3,742
Filing fees	928	-	928	1,065
Bank charges	-	23	-	47
Licenses and Fees	-	-	-	1,260
Delaware tax	-	-	-	400

Total expenses	$5,128	$871	$11,128	$19,861

Net loss	$(5,128)	$(871)	$(11,128)	$(19,861)

Per share data:
Basic and diluted loss per Common Share	$0.00	$0.00	$0.00	$(0.01)
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

F-2

Pinkbrick Holdings Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	May 31, 2016	May 31, 2015

Cash flows from operating activities:

Net loss	$(11,128)	$(19,861)

Adjustments needed to reconcile excess of expenses over revenues to net cash provided by operating activities:
Change in current assets and liabilities
Increase in Accounts payable	$4,170	$-

Net cash flows used in operating activities	$(6,958)	$(19,861)

Cash flows from financing activities:

Capital contributions	6,958	19,743

Net cash flows provided by finanacing activities	$6,958	$19,743

Net increase in cash	$-	$(118)

Cash beginning of the period	-	200

Cash end of the period	$-	$82

F-3

Pinkbrick Holdings, Inc

Condensed Statement of Stockholders' Equity (Deficiency)

(unaudited)

						Retained
	Preferred		Common		Additional	Earnings
	Stock		Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 1, 2015	-	$-	3,000,000	$300	$38,298	$(61,428)	$(22,830)

Expenses paid by stockholder	-	-	-	-	6,958	-	6,958

Net loss	-	-	-	-	-	(11,128)	(11,128)

Balance, May 31, 2016	-	$-	3,000,000	$300	$45,256	$(72,556)	$(27,000)

F-4

Pinkbrick Holdings Inc.

Notes to Financial Statements

1.	Organization and Description of Business

Pinkbrick Holdings Inc. (the “Company”) is a Delaware corporation formed as a vehicle to pursue a business combination.

Going Concern

These financial statements are prepared on a going concern basis because the stockholders have undertaken to provide continuing financial support so that the Company is able to pay its debts as and when they fall due.

2.	Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes funds held in the Company’s bank accounts.

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2016 per institution are not covered by the Federal Deposit Insurance Company. At May 31, 2016 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at May 31, 2016.

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

3

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

Three and Six Months Ended May 31, 2016 Compared to Three and Six Months Ended May 31, 2015

We have not earned any revenues since our inception in November 2014. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred operating expenses in the amount of $5,128 for the three months ended May 31, 2016, compared with $871 for the three months ended May 31, 20916. We incurred operating expenses in the amount of $11,128 for the six months ended May 31, 2016, compared with $19,861 for the six months ended May 31, 2015. The entire amount for all periods was attributable to general and administrative expenses, principally costs associated with Exchange Act filings.

We incurred a net loss of $5,128 for the three months ended May 31, 2016, compared to a net loss of $871 for the three months ended May 31, 2015. We incurred a net loss of $11,128 for the six months ended May 31, 2016, compared to a net operating loss of $19,861 for the six months ended May 31, 2015.

Liquidity and Capital Resources

As of May 31, 2016, we had $0 in current assets, $27,000 in liabilities and $(27,000) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination.

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

Off-Balance Sheet Arrangements

As of May 31, 2016, there were no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

4

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

As of May 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINKBRICK HOLDINGS INC.

Dated: October 25, 2016	By:	/s/ Leonard Schiller
Leonard Schiller
President (principal executive officer, principal financial officer and principal accounting officer)

6