Form 10-Q
period 2016-08-31
Pinkbrick Holdings Inc.
filed 2016-10-25
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

PINKBRICK HOLDINGS INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pinkbrick Holdings Inc.

Condensed Balance Sheets

(unaudited)

	August 31, 2016	November 30, 2015
Assets

Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders’ Deficiency

Liabilities

Accounts Payable	$27,000	$22,830

Total Liabilities	$27,000	$22,830

Stockholders’ deficiency:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	$-	$-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	55,396	38,298
Accumulated deficit	(82,696)	(61,428)

Total stockholders’ deficiency	$(27,000)	$(22,830)
Total liabilities and stockholders’ deficiency	$-	$-

F-1

Pinkbrick Holdings Inc.

Condensed Statements of Operations

(unaudited)

	Three months ended	Three months ended	For the nine months Ended	For the nine months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenues
Income	$-	$-	$-	$-
Total revenue	-	-	-	-

Expenses

Legal and professional fees	5,860	3,000	7,060	16,347
General and administrative	3,000	6,000	12,000	9,742
Filing fees	1,280	-	2,208	1,065
Bank charges	-	8	-	55
Licenses and Fees	-	-	-	1,260
Delaware tax	-	-	-	400

Total expenses	$10,140	$9,008	$21,268	$28,869

Net loss	$(10,140)	$(9,008)	$(21,268)	$(28,869)

Per share data:
Basic and diluted loss per Common Share	$0.00	$0.00	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

F-2

Pinkbrick Holdings Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	August 31, 2016	August 31, 2015
Cash flows from operating activities:

Net loss	$(21,268)	$(28,869)

Adjustments needed to reconcile excess of expenses over revenues to net cash provided by operating activities:
Change in current assets and liabilities
Increase in Accounts payable	$4,170	$9,000

Net cash flows (used in) operating activities	$(17,098)	$(19,869)

Cash flows from financing activities:

Capital contributions	17,098	19,669

Net cash flows provided by financing activities	$17,098	$19,669

Net increase in cash	$-	$(200)

Cash beginning of the period	-	200

Cash end of the period	$-	$-

F-3

Pinkbrick Holdings, Inc

Condensed Statement of Stockholders’ Equity (Deficiency)

(unaudited)

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 1, 2015	-	$-	3,000,000	$300	$38,298	$(61,428)	$(22,830)

Expenses paid by stockholder	-	-	-	-	17,098	-	17,098

Net loss	-	-	-	-	-	(21,268)	(21,268)

Balance, August 31, 2016	-	$-	3,000,000	$300	$55,396	$(82,696)	$(27,000)

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

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2016 per institution are not covered by the Federal Deposit Insurance Company. At August 31, 2016 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at August 31, 2016.

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

Three and Nine Months Ended August 31, 2016 Compared to Three and Nine Months Ended August 31, 2015

We have not earned any revenues since our inception in November 2014. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred operating expenses in the amount of $10,140 for the three months ended August 31, 2016, compared with $9,008 for the three months ended August 31, 2015. We incurred operating expenses in the amount of $21,268 for the nine months ended August 31, 2016, compared with $28,869 for the nine months ended August 31, 2015. The entire amount for both periods was attributable to general and administrative expenses, principally costs associated with Exchange Act filings.

We incurred a net loss of $10,140 for the three months ended August 31, 2016, compared with $9,008 for the three months ended August 31, 2015. We incurred a net loss of $21,268 for the nine months ended August 31, 2016, compared to a net operating loss of $28,869 for the nine months ended August 31, 2015.

Liquidity and Capital Resources

As of August 31, 2016, we had $0 in current assets, $27,000 in liabilities and $(27,000) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination.

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

As of August 31, 2016, there were no off-balance sheet arrangements.

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

As of August, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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