Form 10-K
period 2016-11-30
Pinkbrick Holdings Inc.
filed 2017-02-24
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X] NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of May 31, 2016.

As of February 24, 2017, 3,000,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

The Company currently does not engage in any business activities that provide cash flow. During the next 12 months, we anticipate incurring costs related to filing Exchange Act reports, and investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned, or invested in us, by our stockholders, management or other investors. Our management, stockholders and affiliates of our management have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish the Company’s business plan and comply with its Exchange Act reporting requirements; however, except as otherwise disclosed herein, there are no agreements in effect between the Company and our management, stockholders or any affiliate of our management specifically requiring they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

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

Competition

We are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We do not have a trading symbol, and our common stock is not traded on any stock exchange or quoted on any trading market. There is no established public trading market for our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this annual report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and notes thereto, included elsewhere in this annual report. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended November 30 and the associated quarters, months and periods of those fiscal years. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We do not currently engage in any business activities that provide cash flow. During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to investigating, analyzing and consummating a business combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Years ended November 30, 2016 and 2015

We did not earn any revenues for the years ended November 30, 2016 and 2015. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred operating expenses in the amount of $31,673 for the year ended November 30, 2016, compared with $48,928 for the year ended November 30, 2015. The entire amount for both periods was attributable to general and administrative expenses, principally costs associated with Exchange Act filings.

We incurred a net loss of $31,673 for the year ended November 30, 2016, compared to a net loss of $48,928 for the year ended November 30, 2015.

Liquidity and Capital Resources

As of November 30, 2016, we had $0 in total assets, $37,405 in liabilities and ($37,405) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination.

Off-Balance Sheet Arrangements

As of November 30, 2016, there were no off-balance sheet arrangements.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements in this annual report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pinkbrick Holdings Inc.

We have audited the accompanying balance sheets of Pinkbrick Holdings Inc. (the “Company”) as of November 30, 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for years ended November 30, 2016 and 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinkbrick Holdings Inc. as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the years ended November 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

East Hanover, New Jersey
February 24, 2017

Pinkbrick Holdings Inc.

Balance Sheets

	November 30, 2016	November 30, 2015
Assets

Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders’ Deficiency

Liabilities

Accounts payable	$28,000	$22,830
Due to stockholder	9,405	-

Total Liabilities	37,405	22,830

Stockholders’ deficiency:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par or stated value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	55,396	38,298
Accumulated deficit	(93,101)	(61,428)

Total stockholders’ deficiency	(37,405)	(22,830)
Total liabilities and stockholders’ deficiency	$-	$-

See accompanying notes to financial statements.

Pinkbrick Holdings Inc.

Statements of Operations

	Years Ended November 30,
	2016	2015
Revenues
Income	$-	$-
Total revenue	-	-

Expenses

General and administrative	31,673	48,928
Total expenses	31,673	48,928

Net loss	$(31,673)	$(48,928)

Per share data:
Basic and diluted loss per Common Share	$(0.01)	$(0.02)
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000

See accompanying notes to financial statements.

Pinkbrick Holdings Inc.

Statements of Cash Flows

	Years Ended November 30,
	2016	2015
Cash flows from operating activities:

Net loss	$(31,673)	$(48,928)
Adjustments needed to reconcile excess of expenses over revenues to net cash provided by operating activities:
Changes in current assets and liabilities
Increase in accounts payable	5,170	22,830

Net cash flows used in operating activities	(26,503)	(26,098)

Cash flows from financing activities:
Increase in due to stockholder	9,405	-
Capital contributions	17,098	25,898
Net cash flows provided by financing activities	26,503	25,898

Net increase (decrease) in cash	-	(200)

Cash beginning of the period	-	200

Cash end of the period	$-	$-

See accompanying notes to financial statements.

Pinkbrick Holdings, Inc.

Statement of Stockholders’ Deficiency

	Preferred		Common		Additional
	Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 1, 2014	-	$-	3,000,000	$300	$12,400	$(12,500)	$200

Expenses paid by stockholder on behalf of company	-	-	-	-	25,898	-	25,898

Net loss	-	-	-	-	-	(48,928)	(48,928)

Balance, November 30, 2015	-	$-	3,000,000	$300	$38,298	$(61,428)	$(22,830)

Expenses paid by stockholder	-	-	-	-	17,098	-	17,098

Net loss	-	-	-	-	-	(31,673)	(31,673)

Balance, November 30, 2016	-	-	3,000,000	300	55,396	(93,101)	(37,405)

See accompanying notes to financial statements.

PINKBRICK HOLDINGS INC.

Notes to the Financial Statements

November 30, 2016 and 2015

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes funds held in the Company’s bank accounts.

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2016 per institution are not covered by the Federal Deposit Insurance Company. At November 30, 2016 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at November 30, 2016.

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

As of November 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2016. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

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

This annual report on Form 10-K does not include an attestation report of our independent auditors regarding internal control over financial reporting. Because the Company is a smaller reporting company, management’s report was not subject to attestation by our independent auditors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for the past five years.

Name and Address	Age	Position(s)

Leonard Schiller	74	President and Chairman of the Board

Vincent S. LoPriore	48	Secretary and Director

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

Background of Officers and Directors

Leonard Schiller

Mr. Schiller has been the Company’s President and Chairman of the Board since July 2015. Mr. Schiller has been a director of Point Capital, Inc. since July 2014. He is President and Managing Partner of the Chicago law firm of Schiller Klein PC and has been associated with the firm since 1977. Mr. Schiller also has served as President of the Dearborn Group, a residential property management and real estate company with properties located in the Midwest. Mr. Schiller has been involved in the ownership of residential properties and commercial properties throughout the country. Mr. Schiller has acted as principal in numerous private loan transactions and has been responsible for the structure and management of these transactions. He has also served as a member of the Board of Directors of IMALL, an internet search engine company, which was acquired by Excite@Home. He also served as a member of the Board of AccuMed International, Inc., a company which manufactured and marketed medical diagnostic screening products, which was acquired by Molecular Diagnostics, Inc. He presently serves as a director of Milestone Scientific, Inc. He also serves as a director of Gravitas Cayman Corp. and a limited partner of Gravitas Capital Partners, LLC, a private hedge fund and as a director of Jerrick Media Ventures, a digital media company.

Vincent S. LoPriore

Mr. LoPriore has served as the Company’s Chief Executive Officer and director from November 2014 until July 2015, and as the Company’s Secretary and director since July 2015. Since January 2015, Mr. LoPriore has been a financial representative at JH Darbie and Co. Additionally, since November 2014, Mr. LoPriore has been a managing partner of Central Park Advisors, LLC, where he advises public and private companies. From 2012 to 2014, Mr. LoPriore acted as an advisor for Middlebury Securities, LLC. Since 2010, Mr. LoPriore has also served as the managing partner of Gravitas Capital Partners. From 2010 until 2011, Mr. LoPriore served as an advisor to Bishop, Rosen & Co. Prior to that, Mr. LoPriore was an advisor to Axiom Capital Management from 2008 to 2010. Mr. LoPriore’s consulting and financial experience is an asset to the Company as it seeks to identify a business combination target.

Director Compensation

We do not, and did not in the fiscal year ended November 30, 2016, pay any compensation to our directors. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the fiscal year ended November 30, 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the fiscal year ended November 30, 2016, relevant stockholders have not failed to file on a timely basis the Forms 3, 4 and 5 required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Since inception, we have not paid, or accrued, compensation to any person, including our officers and directors. During our last completed fiscal year, there occurred no deliberations of the Company’s Board concerning executive officer compensation.

Employment Agreements with Executive Officers

We have not entered into any employment agreements or consulting agreements with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

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

The following table sets forth, certain information, as of February 23, 2017, regarding beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Pinkbrick Holdings Inc., 33 N. Dearborn Street, Suite #650, Chicago, IL 60602. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Ownership (1)
Officers and Directors:
Leonard Schiller	2,400,000	80.0%
Vincent LoPriore	300,000	10.0%
All officers and directors as a group (2 persons)	2,700,000	90.0%
5% Stockholders:
Thomas Folise	300,000	10.0%

(1) Percentage based on 3,000,000 shares of common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Messrs. Schiller and LoPriore, our directors, would not be considered independent as they serve as officers of the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended November 30, 2016 and 2015.

	2016	2015

Audit Fees	$15,000	15,000
Audit-Related Fees	-	1,500
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	16,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference to:
Exhibit	Document Description	Form	Date	Exhibit Number	Filed herewith
3.1	Certificate of Incorporation.	10	12/18/14	3.1
3.2	Bylaws	10	12/18/14	3.2
4.1	Specimen Common Stock Certificate	10	12/18/14	4.1
4.2	Specimen Preferred Stock Certificate	10	12/18/14	4.2
10.1	Form of common stock purchase agreement	10	12/18/14	10.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension - Schema.				X
101.CAL	XBRL Taxonomy Extension - Calculations.				X
101.DEF	XBRL Taxonomy Extension - Definitions.				X
101.LAB	XBRL Taxonomy Extension - Labels.				X
101.PRE	XBRL Taxonomy Extension - Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2017.

PINKBRICK HOLDINGS INC.

BY:	/s/ LEONARD SCHILLER
Leonard Schiller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEONARD SCHILLER	President and Director (principal executive officer, principal financial officer and principal accounting financial officer)	February 24, 2017
Leonard Schiller

/s/ VINCENT LOPRIORE	Secretary and Director	February 24, 2017
Vincent LoPriore

