Form 10-Q
period 2017-02-28
Pinkbrick Holdings Inc.
filed 2017-06-19
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $0.0001, were issued and outstanding as of June 19, 2017.

PINKBRICK HOLDINGS INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pinkbrick Holdings Inc.

Condensed Balance Sheets

(unaudited)

	February 28, 2017	November 30, 2016
Assets

Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders’ Deficiency

Liabilities

Accounts Payable	$39,423	$28,000
Due to stockholder	10,169	9,405

Total Liabilities	$49,592	$37,405

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	55,396	55,396
Accumulated deficit	(105,288)	(93,101)

Total stockholders’ deficiency	$(49,592)	$(37,405)
Total liabilities and stockholders’ deficiency	$-	$-

F-1

Pinkbrick Holdings Inc.

Condensed Statements of Operations

(unaudited)

	Quarter ended	Quarter ended
	February 28, 2017	February 29, 2016
Revenues
Income	-	-
Total revenue	$-	$-

Expenses

Legal and professional fees	12,187	-
General and administrative	-	6,000

Total expenses	$12,187	$6,000

Net loss	$(12,187)	$(6,000)

Per share data:
Basic and diluted loss per Common Share	$0.00	$0.00
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000

F-2

Pinkbrick Holdings Inc.

Condensed Statements of Cash Flows

(unaudited)

	Quarter ended	Quarter ended
	February 28, 2017	February 29, 2016

Cash flows from operating activities:

Net loss	$(12,187)	$(6,000)

Adjustments needed to reconcile excess of expenses over revenues to net cash provided by operating activities:
Change in current assets and liabilities
Decrease in Accounts payable	$11,423	$1,170

Net cash flows used in operating activities	$(764)	$(4,830)

Cash flows from financing activities:

Capital contributions	-	4,830
Increase in due to stockholder	764	-

Net cash flows provided by financing activities	$764	$4,830

Net increase in cash	$-	$-

Cash beginning of the period	-	-

Cash end of the period	$-	$-

F-3

Pinkbrick Holdings, Inc

Condensed Statement of Stockholders’ Equity (Deficiency)

(unaudited)

						Retained
					Additional	Earnings
	Preferred		Common		Paid-in	(Accumulated
	Stock		Stock		Capital	Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, December 1, 2015			3,000,000	$300	$38,298	$(61,428)	$(22,830)

Expenses paid by stockholder	-	-	-	-	17,098	-	17,098

Net loss	-	-	-	-	-	(31,673)	(31,673)
Balance, November 30, 2016	-	$-	3,000,000	$300	$55,396	$(93,101)	$(37,405)

Net loss						(12,187)	(12,187)

Balance, February 29, 2016	$-	$-	3,000,000	$300	$55,396	$(105,288)	$(49,592)

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

The Company has no unrecognized tax benefits at February 28, 2017.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our management, stockholders or another source. The Company, based on current business activities, is a “blank check” company. The Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” as defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

3

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

Until revenue is recognized by the company, any and all expenses will be paid for by Shareholder’s loans. There will no longer be capital contributions commencing on or after November 30, 2016

Results of Operations

Three Months Ended February 28, 2017 Compared to Three Months Ended February 28, 2016

We have not earned any revenues since our inception in November 2014. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred operating expenses in the amount of $12,187 for the three months ended February 28, 2017, compared with $6,000 for the three months ended February 29, 2016. The entire amount for both periods was attributable to operating expenses, principally costs associated with Exchange Act filings.

Liquidity and Capital Resources

As of February 28, 2017, we had $0 in current assets, $49,592 in liabilities and $(49,592) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination.

In its February 24, 2017 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of February 28, 2017, there were no off-balance sheet arrangements.

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

As of February 28, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended November 30, 2016.

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

PINKBRICK HOLDINGS INC.

Dated: June 19, 2017	By:	/s/ Leonard Schiller
Leonard Schiller
President (principal executive officer, principal financial officer and principal accounting officer)

6