Form 10-Q
period 2017-05-31
Pinkbrick Holdings Inc.
filed 2017-09-13
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $0.0001, were issued and outstanding as of September 12, 2017.

PINKBRICK HOLDINGS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pinkbrick Holdings Inc.

Condensed Balance Sheets

(unaudited)

	May 31, 2017	November 30, 2016
Assets

Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders’ Deficiency

Liabilities

Accounts Payable	$35,604	$28,000
Due to stockholder	18,652	9,405

Total Liabilities	$54,256	$37,405

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	55,396	55,396
Accumulated deficit	(109,952)	(93,101)

Total stockholders’ deficiency	$(54,256)	$(37,405)
Total liabilities and stockholders’ deficiency	$-	$-

See accompanying notes to the unaudited financial statements.

Pinkbrick Holdings Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues
Income	$-	$-	$-	$-

Expenses

Legal and professional fees	4,664	1,200	16,851	1,200
General and administrative	-	3,000	-	9,000
Filing fees	-	928	-	928

Total expenses	4,664	5,128	16,851	11,128

Net loss	$(4,664)	$(5,128)	$(16,851)	$(11,128)

Per share data:
Basic and diluted loss per common share	$0.00	$0.00	$(0.01)	$0.00
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

See accompanying notes to the unaudited financial statements.

Pinkbrick Holdings Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended May 31,
	2017	2016

Cash flows from operating activities:

Net loss	$(16,851)	$(11,128)

Adjustments needed to reconcile excess of expenses over revenues to net cash used in operating activities:
Change in current assets and liabilities
Increase in accounts payable	7,604	4,170

Net cash flows used in operating activities	(9,247)	(6,958)

Cash flows from financing activities:

Capital contributions	-	6,958
Increase in due to stockholder	9,247	-

Net cash flows provided by financing activities	$9,247	$6,958

Net increase in cash	$-	$-

Cash beginning of the period	-	-

Cash end of the period	$-	$-

See accompanying notes to the unaudited financial statements.

5

Pinkbrick Holdings, Inc.

Condensed Statement of Stockholders’ Deficiency

(unaudited)

						Retained
	Preferred		Common		Additional	Earnings
	Stock		Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 1, 2016	-	$-	3,000,000	$300	$55,396	$(93,101)	$(37,405)

Net loss	-	-	-	-	-	(16,851)	(16,851)

Balance, May 31, 2017	$-	-	3,000,000	$300	$55,396	$(109,952)	$(54,256)

See accompanying notes to the unaudited financial statements.

Pinkbrick Holdings Inc.

Notes to Financial Statements

1. Organization and Description of Business

Pinkbrick Holdings Inc. (the “Company”) is a Delaware corporation formed as a vehicle to pursue a business combination.

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company has minimal operations, used cash in operating activities of $9,247 and has a net loss of $16,851 for the six months ended May 31, 2017. The Company also has a working capital deficit and stockholders’ deficit of $54,296 as of May 31, 2017. This raises substantial doubt about its ability to continue as a going concern . The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2016, included in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission.

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

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2017 per institution are not covered by the Federal Deposit Insurance Company. At May 31, 2017, the interest-bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at May 31, 2017.

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

Until revenue is recognized by the Company, any and all expenses will be paid for by shareholders’ loans. There will no longer be capital contributions commencing on or after November 30, 2016.

Results of Operations

Three and Six Months Ended May 31, 2017 Compared to Three and Six Months Ended May 31, 2016

We have not earned any revenues since our inception in November 2014. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred total expenses in the amount of $4,664 for the three months ended May 31, 2016, compared with $5,128 for the three months ended May 31, 2016. We incurred operating expenses in the amount of $16,851 for the six months ended May 31, 2017, compared with $11,128 for the six months ended May 31, 2016. The entire amount for all periods was attributable to general and administrative expenses, principally costs associated with Securities and Exchange Commission filings.

Liquidity and Capital Resources

As of May 31, 2017, we had $0 in total assets, $54,256 in liabilities and $(54,256) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination.

In its February 24, 2017 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect that our management and the Company, through its various contacts and affiliations with other entities, will locate a business combination target. We expect that funds in the amount of approximately $30,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of May 31, 2017, there were no off-balance sheet arrangements.

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

As of May 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended February 28, 2017.

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

PINKBRICK HOLDINGS INC.

Dated: September 13, 2017	By:	/s/ Leonard Schiller
Leonard Schiller
President (principal executive officer, principal financial officer and principal accounting officer)

