Form 10-Q
period 2017-08-31
Pinkbrick Holdings Inc.
filed 2017-12-01
CIK 1628175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $0.0001, were issued and outstanding as of December 1, 2017.

PINKBRICK HOLDINGS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pinkbrick Holdings Inc.

Condensed Balance Sheets

(unaudited)

	August 31, 2017	November 30, 2016
Assets

Cash	$-	$-

Total assets	-	-

Liabilities and Stockholders’ Deficiency

Liabilities

Accounts payable	36,000	28,000
Due to stockholder	24,999	9,405

Total Liabilities	60,999	37,405

Stockholders’ deficiency:
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 issued and outstanding	300	300
Additional paid-in-capital	55,396	55,396
Accumulated deficit	(116,695)	(93,101)

Total stockholders’ deficiency	$(60,999)	$(37,405)
Total liabilities and stockholders’ deficiency	$-	$-

See accompanying notes to the unaudited financial statements.

Pinkbrick Holdings Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Revenues
Income	$-	$-	$-	$-

Expenses

Legal and professional fees	6,743	5,860	23,594	7,060
General and administrative	-	3,000	-	12,000
Filing fees	-	1,280	-	2,208

Total expenses	6,743	10,140	23,594	21,268

Net loss	$(6,743)	$(10,140)	$(23,594)	$(21,268)

Per share data:
Basic and diluted loss per common share	$0.00	$0.00	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

See accompanying notes to the unaudited financial statements.

Pinkbrick Holdings Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended August 31,
	2017	2016

Cash flows from operating activities:

Net loss	$(23,594)	$(21,268)

Adjustments needed to reconcile excess of expenses over revenues to net cash used in operating activities:
Change in current assets and liabilities Increase in accounts payable	8,000	4,170

Net cash flows used in operating activities	(15,594)	(17,098)

Cash flows from financing activities:

Capital contributions	-	17,098
Increase in due to stockholder	15,594

Net cash flows provided by financing activities	15,594	17,098

Net increase in cash	$-	$-

Cash beginning of the period	-	-

Cash end of the period	$-	$-

See accompanying notes to the unaudited financial statements.

Pinkbrick Holdings, Inc.

Condensed Statement of Stockholders’ Deficiency

(unaudited)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 1, 2015	-	$-	3,000,000	$300	$38,298	$(61,428)	$(22,830)

Expenses paid by stockholder	-	-	-	-	17,098	-	17,098

Net loss	-	-	-	-	-	(31,673)	(31,673)

Balance, December 1, 2016	-	-	3,000,000	300	55,396	(93,101)	(37,405)

Net loss	-	-	-	-	-	(23,594)	(23,594)

Balance, August 31, 2017	-	$-	3,000,000	$300	$55,396	$(116,695)	$(60,999)

See accompanying notes to the unaudited financial statements.

Pinkbrick Holdings Inc.

Notes to Financial Statements

1.	Organization and Description of Business

Pinkbrick Holdings Inc. (the “Company”) is a Delaware corporation formed as a vehicle to pursue a business combination.

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company has minimal operations, used cash in operating activities of $15,594 and has a net loss of $23,594 for the nine months ended August 31, 2017. The Company also has a working capital deficit and stockholders’ deficit of $60,999 as of August 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

2.	Significant Accounting Policies

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2016, included in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes funds held in the Company’s bank accounts.

Uninsured Cash Balances

Cumulative balances in excess of $250,000 for 2017 per institution are not covered by the Federal Deposit Insurance Company. At August 31, 2017 the interest bearing deposits which exceeded the federal depository coverage were approximately $0.

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

The Company has no unrecognized tax benefits at August 31, 2017.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our management, stockholders or another source. The Company, based on current business activities, is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” as defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Results of Operations

Three and Nine Months Ended August 31, 2017 Compared to Three and Nine Months Ended August 31, 2016

We have not earned any revenues since our inception in November 2014. We do not anticipate earning revenues until such time as we are able to enter into a business combination.

We incurred total expenses in the amount of $6,743 for the three months ended August 31, 2017, compared with $10,140 for the three months ended August 31, 2016. We incurred operating expenses in the amount of $23,594 for the nine months ended August 31, 2017, compared with $21,268 for the nine months ended August 31, 2016. The entire amount for all periods was attributable to general and administrative expenses, principally costs associated with SEC filings.

We incurred a net loss of $6,743 for the three months ended August 31, 2017, compared with $10,140 for the three months ended August 31, 2016. We incurred a net loss of $23,594 for the nine months ended August 31, 2017, compared to a net operating loss of $21,268 for the nine months ended August 31, 2016.

Liquidity and Capital Resources

As of August 31, 2017, we had $0 in total assets, $60,999 in liabilities and $(60,999) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination. The Company does not have sufficient cash for the next 12 months as of the date of this filing.

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

Off-Balance Sheet Arrangements

As of August 31, 2017, there were no off-balance sheet arrangements.

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

As of August 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2017.

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

PINKBRICK HOLDINGS INC.

Dated: December 1, 2017	By:	/s/ Leonard Schiller
Leonard Schiller
President (principal executive officer, principal financial officer and principal accounting officer)

